Form 10-K
period 2004-06-30
DVI RECEIVABLES XVIII LLC
filed 2004-09-28
CIK 1205557

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from July 1, 2003 through June 30, 2004

Commission file number 333-74901-02

DVI Receivables XVIII, L.L.C.

(Exact name of registrant as specified in its charter)

Delaware	14-1852990
(State of Organization)	(I.R.S. Employer Identification No.)

2500 York Road
Jamison, PA	18929
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 488-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered

None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

None

          Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge,

in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☒

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable to this Registrant.

          Documents Incorporated by Reference: Not applicable.

PART I

          This report was prepared in accordance with the terms of a no-action letter of the Division of Corporation Finance of the Securities and Exchange Commission issued to IBM Credit Receivables Lease Asset Master Trust on August 19, 1994, to the extent the terms of such letter are applicable to the registrant.

Item 2. Properties

          Reference is made to the certificate of Lyon Financial Services, Inc. d/b/a US Bancorp Portfolio Services, as servicer (“USBPS” or the “Servicer”), relating to the period commencing on February 24, 2004 (the “Servicer Transition Date”) and ending on June 30, 2004, which is filed as Exhibit 99(B) to this report. During the prior portion of the fiscal year, from July 1, 2003 to the Servicer Transition Date (the “Former Servicer Period”), DVI Financial Services, Inc. (“DVIFS” or the “Former Servicer”) acted as servicer for the assets of the registrant. All contractual obligations of DVIFS to file servicing compliance certificates or to arrange for an accounting review of its servicing compliance terminated on the Servicer Transition Date.

          On August 25, 2003, DVIFS, together with DVI, Inc. (“DVI”) and DVI Business Credit Corporation (“DVIBC” and, together with DVI and DVIFS, the “Debtors”), filed a petition for reorganization under chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, located in Wilmington, Delaware (the “Bankruptcy Court”). In conjunction with the bankruptcy filing, certain members of DVIFS’s senior management resigned and AP Services, LLC (“APS”), an affiliate of AlixPartners, LLC, was appointed to manage DVIFS and certain of its affiliates through the bankruptcy process. As disclosed in the Current Report on Form 8-K filed on October 14, 2003, although APS worked quickly to familiarize itself with the registrant’s securitization program and DVIFS’s servicing operations, and endeavored to prepare the monthly servicer reports in accordance with DVIFS’s past practices and standards, APS did not have the opportunity to evaluate these practices and standards to determine whether they were adequate, appropriate or in compliance with the terms of the contribution and servicing agreements pursuant to which they were performed. APS also concluded that DVIFS’s internal controls likely had material weaknesses, not all of which were corrected at the time certain of the reports in the period covered by this report were filed. Substantive liquidity constraints, together with the discovery of possible accounting irregularities that may have occurred prior to August 25, 2003, have severely impaired DVIFS’s ability to conduct any accounting review or to confirm and report on internal control and servicer reporting deficiencies .

     On October 14, 2003, the Bankruptcy Court entered an order approving the appointment of an examiner to investigate (i) the financial condition of the Debtors and the circumstances regarding alleged financial and corporate irregularities of the Debtors, (ii) potential claims of the Debtors against current and former directors, officers and others and (iii) investigate conflicts of interest of the current members of the Board of Directors in making decisions for the Debtors. On April 12, 2004, DVI, the parent company of DVIFS, filed the report prepared by the examiner on Form 8-K.

          During the period prior to March 2, 2004, when DVIFS and USBPS jointly prepared and filed comprehensive cumulative reports, the monthly reports did not reflect the occurrence of an Amortization Event, a Servicer Event of Default or an Indenture Event of Default, although the Trustee had alleged that one had occurred. Based on the foregoing, DVIFS determined that it could not certify the monthly servicer reports filed on Form 8-K during that period. Because of these disputes, the trustee did not make principal payments on the notes for much of the period from mid-August 2003 until the end of February 2004.

          During the Former Servicer Period and prior to the Debtors’ bankruptcy filing on August 25, 2003, numerous servicing defaults under the contribution and servicing agreement occurred. These failures included misapplication of cash proceeds that should have been remitted by DVIFS to the securitizations, inaccuracies in monthly reports on asset performance, and failure to apply payments by lease obligors to sales and use tax as required. Following the bankruptcy filing and as a result of servicer defaults that occurred prior to the filing, the departure of certain management personnel and a dispute over whether an Amortization Event had occurred, the Former Servicer experienced delays in preparing and filing monthly reports and did not certify those reports as required under the Contribution and Servicing Agreement.

          Current Reports on Form 8-K setting forth monthly distribution information were filed on March 30, May 12, May 18, June 17, July 16 and August 23, 2004. On March 2, 2004, a cumulative replacement servicer report for the period from August 2003 to January 2004, together with a cash reconciliation for the period from August 2003 to December 2003, was filed, reflecting the occurrence of an Amortization Event for the securitization and superseding prior monthly servicer reports filed by DVI Receivables Corp. VIII on behalf of the Registrant on forms 8-K on October 14, October 29, November 14, December 15 and January 14, 2004. Because of the pending cumulative replacement servicer report, the report filed on January 14, 2004 did not contain all information that would otherwise have been required under the contribution and servicing agreement, but all required information for the period covered by the report was included in the cumulative replacement servicer report. A cash reconciliation statement for the period from August 2003 to February 2004, superseding that filed on March 2, 2004, was filed on July 8, 2004. A monthly servicer report was also filed by DVI Receivables Corp. VIII on behalf of the Registrant on Form 8-K on July 23, 2003 relating to the June 2003 collection period and the related July distributions. Although no review has been done of this report, for the reasons stated above, investors should not rely on the information in such report but should instead look to the cumulative replacement servicer report filed on March 2, 2004, reports filed thereafter, and the cash reconciliation statement filed on July 8, 2004. No monthly servicer report was filed on a Form 8-K relating to the July 2003 collection period, but the report was furnished to the trustee and posted on its website. A number of errors were identified in such report. Although no review has been done of this report, for the reasons stated above, investors should not rely on the information in such report but should instead look to the cumulative replacement servicer report filed on March 2, 2004, reports filed thereafter, and the cash reconciliation statement filed on July 8, 2004.

          On January 6, 2004, DVIFS announced that it reached an agreement (the “Settlement Agreement”) to settle outstanding issues and claims, including those relating to servicer defaults, amend certain provisions of the governing documents and transfer servicing to USBPS with respect to the securitization notes issued by the Issuer and certain other affiliated securitization entities. Parties to the Settlement Agreement include DVIFS, USBPS, U.S. Bank National Association (the “Trustee”), and the Ad Hoc Committee of Securitization Noteholders (the “Ad Hoc Committee”). At that time, DVIFS filed a motion seeking the approval of the Settlement Agreement by the Bankruptcy Court. The Settlement Agreement was approved on February 3, 2004.

          The Debtors have continued to suffer financial difficulties since their bankruptcy filings. There was an effort to sell substantially all of their assets in an auction, but no acceptable bid was received. The Debtors have filed a plan of liquidation and believe they have sufficient liquidity to operate until December of 2004. The Debtors are engaged primarily in selling assets and pursuing causes of action against third parties to maximize recoveries to their creditors. Accordingly, no comprehensive accounting review of the Former Servicer Period has been or will be completed, and it remains possible that additional servicer defaults occurred during that time that have not been identified.

          The Debtors filed a disclosure statement and plan of liquidation in the Bankruptcy Court on September 9, 2004. As evidence of the severity of the financial distress of the Debtors, the disclosure statement includes a liquidation analysis that provides an estimate of a range of recoveries that creditors of the Debtors may receive. The liquidation analysis shows a range of recoveries of 2.9% to 32.3% for unsecured creditors of the Debtors, and no recovery to equity holders of DVI. Such range is dependent on numerous assumptions and estimates, and there can be no assurance that such range will be achieved.

Item 3. Legal Proceedings

          The Servicer has advised the registrant that it is pursuing numerous collection actions relating to defaulted loans and leases. In some cases, counterclaims have been brought against the registrant and/or the servicer in connection with these actions. Actions involving counterclaims are currently pending in the Court of Common Pleas of Bucks County, Pennsylvania with respect to the following matters: (1) a claim brought by the Servicer on behalf of registrant against NMI-Elkton, L.P. and others, instituted on December 18, 2003, with a counterclaim for damages in excess of $2,000,000 based on allegations of damage and lost income due to malfunctioning equipment; and (2) a claim brought by the Servicer on behalf of registrant against NMI-Eldersburg, L.P. and others, instituted on December 18, 2003, with a counterclaim for damages in excess of $2,000,000 based on allegations of damage and lost income due to malfunctioning equipment. The Servicer disputes both of these counterclaims, and intends to vigorously defend in these matters.

          Also, as disclosed above under Item 2, Properties, on August 25, 2003, DVIFS, together with DVI and DVIBC, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware, located in Wilmington, Delaware. Although the registrant is not a debtor in the bankruptcy and the registrant’s noteholders do not have direct claims in the bankruptcy, in connection with that proceeding, an Ad Hoc Committee of Securitization Noteholders was formed. This committee negotiated certain matters, including the Settlement Agreement, on behalf of the noteholders.

          Additionally, DVIFS and its unsecured creditors, acting on its behalf, are engaged in a number of ongoing litigation matters that are not expected to have a material effect on the securitization or the noteholders.

Item 4. Submission of Matters to a Vote of Security Holders

          The Ad Hoc Committee of Securitization Noteholders consented to the execution of the Settlement Agreement, which was then approved by the Bankruptcy Court on February 3, 2004 in a proceeding under Rule 9019. Noteholders were sent prior written notice of the hearing and given the opportunity to object. The notice of hearing was also filed as an exhibit to the Form 8-K of DVI Receivables Corp. VIII filed on January 12, 2004.

          No other matters involving a vote of security holders have arisen during or subsequent to the fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

          The Class A-2a, A-2b, A-3a, A-3b, B, C, D, and E notes are held and delivered in book-entry form through the facilities of The Depository Trust Company (“DTC”) (in the United States), a “clearing agency” registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended, or Clearstream Banking or Euroclear (in Europe). The definitive Class A-2a, A-2b, A-3a, A-3b, B, C, D, and E notes are held by Cede & Co., the nominee of DTC. The equity of the registrant is owned by DVI Receivables Corp. VIII, the registrant’s sole member. Accordingly, there is only one holder of record of the registrant’s notes. As of December 29, 2003, the registrant’s notes were beneficially owned by 42 persons.

Item 8. Financial Statements and Supplementary Data

          Reference is made to the certificate of the Servicer, relating to the period commencing on Servicer Transition Date and ending on June 30, 2004, which is filed as Exhibit 99(B) to this report. As discussed under Item 9 below, a report by an accountant evaluating the Servicer’s compliance with servicing standards for such period will be filed as an amendment to this report. See also Item 2, Properties, above, with regard to the lack of servicer compliance certificates and accounting reviews of servicer compliance for the Former Servicer Period.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

          Deloitte & Touche LLP, who were the auditors for DVI, the parent of the Former Servicer, resigned from that role on June 2, 2003. The circumstances of that resignation were disclosed by DVI in a Form 8-K filed on June 9, 2004 and amendments thereto on Form 8-K/A filed on June 19, 2003 and June 27, 2003, which included a statement by Deloitte & Touche LLP.

     The Former Servicer had engaged Grant Thornton LLP to perform certain agreed upon procedures relating to aspects of its servicing activities for periods ending on or prior to June 30, 2002. Grant Thornton LLP was not engaged to review internal controls. The relationship between the Former Servicer and Grant Thornton LLP was terminated by mutual consent following the bankruptcy of the Former Servicer. There was no specific dispute or disagreement that led to the termination of this relationship. Funds are not available to pay for ongoing accounting services relating to the Former Servicer’s servicing function.

     As detailed in Item 2, Properties, above, current management of the Former Servicer has identified numerous servicer defaults that occurred prior to the time of the bankruptcy filing in August 2003. Given these identified servicing issues, the registrant has concluded that it would not be material and would be potentially misleading to disclose any previously unpublished reports of Grant Thornton LLP for periods prior to June 30, 2002. No such reports have been completed by Grant Thornton LLP since that date.

          USBPS is in the process of selecting an accountant to conduct the accounting review of its compliance with servicing standards. The registrant has been informed by the Servicer that the accounting review will not be completed by the required filing date of this report, and is therefore filing this Form 10-K without including the required accounting review. An amendment to this Form 10-K, together with the report on such accounting review, is expected to be filed as soon as the accounting review has been completed.

     Item 9A. Controls and Procedures

          Not applicable to this registrant as this registrant issues only asset-backed securities.

PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management

          As of June 30, 2004, 100% of the Class A-2a, A-2b, A-3a, A-3b, B, C, D, and E Notes were held in the nominee name Cede & Co. for beneficial owners. DVIFS is one of the beneficial holders of the Class E notes.

          DVI Receivables Corp. VIII is the sole member of the registrant, and is a wholly owned subsidiary of the Former Servicer. The Former Servicer has a beneficial interest in the residual interest in the securitization, but will receive payments with respect thereto only after all outstanding notes have been paid in full.

Item 13. Certain Relationships and Related Transactions

          On January 6, 2004, the Registrant, certain of its affiliates, the Ad Hoc Committee of Securitization Noteholders and certain other parties entered into the Settlement Agreement. No other significant transactions with registered or beneficial holders of more than 5% of any class of the Registrant’s voting securities were entered into during the fiscal year ended June 30, 2004.

Item 14. Principal Accountant Fees and Services.

          Not applicable to this registrant as this registrant issues only asset-backed securities.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits:

23.	Accountants’ consent*

31.	Certification of Officer of Registrant

99.	(A) ANNUAL INDEPENDENT ACCOUNTANTS’ REPORT pursuant to Section 6.04 of the Contribution and Servicing Agreement.*

(B)	SERVICER’S REPORT ON COMPLIANCE WITH MINIMUM SERVICING STANDARDS.

     * To be filed by amendment.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DVI Receivables XVIII, L.L.C., by DVI Receivables Corp. VIII, its Managing Member
Dated: September 28, 2004	By:	/s/ Andrew Stearns
Andrew Stearns
Vice President

EXHIBIT INDEX

Exhibit No.

23.	Accountants’ consent.*

31.	Certification of Officer of DVI Receivables Corp. VIII, Managing Member for DVI Receivables XVIII, L.L.C.

99.	(A) ANNUAL INDEPENDENT ACCOUNTANTS’ REPORT pursuant to Section 6.04 of the Contribution and Servicing Agreement.*

(B)	SERVICER’S REPORT ON COMPLIANCE WITH MINIMUM SERVICING STANDARDS.

*	To be filed by amendment